Form 10-K
period 2004-06-30
AUSTRALIAN SECURIT MANAGEMENT PTY ARMS II GLOBAL FUND 2
filed 2004-09-28
CIK 1286245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)     ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
(X)            EXCHANGE ACT OF 1934

                    For the fiscal period ended JUNE 30, 2004

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 333-108887

       AUSTRALIAN SECURITISATION MANAGEMENT PTY LIMITED (ACN 103 852 428)
         (in its capacity as Trust Manager of the ARMS II Global Fund 2)
             (Exact name of Registrant as specified in its charter)

                           NEW SOUTH WALES, AUSTRALIA
                 (State or Other Jurisdiction of Incorporation)
          LEVEL 6, 12 CASTLEREAGH STREET, SYDNEY, NSW, 2000, AUSTRALIA
                           Telephone: +61-2-8236-8000
                    (Address of principal executive offices)

Securities  registered or to be registered pursuant to Section 12(b) of the Act:
NONE

Securities required to be registered pursuant to Section 12(g) of the Act: NONE



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
         Yes      (X)      No       ( )

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. (X)

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes____ No__(X)__

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE

                                TABLE OF CONTENTS

Part I                                                                      Page

Item 1.    Business........................................................... 2

Item 2.    Properties......................................................... 2

Item 3.    Legal Proceedings.................................................. 2

Item 4.    Submission of Matters to a Vote of Security Holders................ 2

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.................. 3

Item 6.    Selected Financial Data............................................ 3

Item 7.    Management's Discussion and Analysis of Financial Conditions and
           Results of Operation............................................... 3

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......... 3

Item 8.    Financial Statements and Supplementary Data........................ 5

Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure............................................... 5

Part III

Item 10.   Directors and Executive Officers of the Registrant................. 6

Item 11.   Executive Compensation............................................. 6

Item 12.   Security Ownership of Certain Beneficial Owners and Management..... 6

Item 13.   Certain Relationships and Related Transactions .................... 6

Item 14.   Principal Accounting Fees and Services............................. 6

Part IV

Item 15.   Exhibits and Financial Statement Schedules......................... 7

                                INTRODUCTORY NOTE

The information required for some items in Form 10-K is "not applicable" to ARMS II Global Fund 2 (the "Fund") or to Australian Securitisation Management Pty Limited (the "Trust Manager"). As used in this Annual Report files on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

                                     PART I

Item 1.       BUSINESS

This Annual Report on Form 10-K relates to the Fund, and the Class A Bonds due October 2034 (the "Class A Bonds") issued pursuant to the Bond Trust Deed dated as of October 27, 2003 (the "Bond Trust Deed"), between Permanent Custodians Limited as Issuer (the "Issuer"), the Trust Manager, The Bank of New York as the Bond Trustee, the Calculation Agent, the US$ Registrar and the Principal Paying Agent, and Permanent Registry Limited (the "Security Trustee").

Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus related to the Class A Bonds.

The only business of the Fund is the collection and distribution of payments on the residential housing loans in the manner described in the Registration Statement on Form S-11 (File No. 333-108887) (the "Registration Statement"). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.       PROPERTY

The Fund does not own any physical property. Information regarding the mortgage loans is furnished under Item 15 - Exhibit 99.1.

Item 3.       LEGAL PROCEEDINGS

As at the date of this report, the Trust Manager is not aware of any material pending legal proceedings in relation to the Fund, itself or the Trustee.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this report to a vote of Secured Creditors in relation to the Fund.

                                     PART II


Item 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Bonds are not traded on any nationally recognized exchange in the United States. The Class A Bonds are listed and exchanged on the Irish Stock Exchange.

The Class A Bonds are currently represented by certificates registered in the name of Cede & Co., as nominee of The Depository Trust Company ("DTC"). Accordingly, Cede & Co. is the sole holder of record of the Class A Bonds, which it held on behalf of a number of brokers, dealers, banks and other direct participants in DTC.

Since the Fund pays no dividends with respect to the Class A Bonds, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Fund. See Exhibit 99.1 for information with respect to distributions to Bondholders.

Item 6.  SELECTED FINANCIAL DATA

The regular quarterly servicing report, which is required to be included with each quarterly distribution of the Fund's assets to Bondholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Bond Trustee to be reported to Bondholders.

The quarterly servicing reports for the Payment Dates on January 12, 2004; April 13, 2004; and July 12, 2004 for the fiscal year ended June 30, 2004 are incorporated herein as Exhibit 99.1.

The foregoing presents all relevant financial information relating to the Fund. Because of the limited business activity of the Fund, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because of the limited business activity of the Fund, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise would be required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the quarterly servicing reports (filed on Form 6-K and on Form 8-K) as described above.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Control Risk: Interest and principal payments to holders of the Class A Bonds are paid in United States dollars ("U.S. dollars"). However, payments on the housing loans are received by the Issuer in Australian dollars, in Australia (the "Collections"). Pursuant to certain swap agreements (the "Swap Agreements"), the Issuer is required to pay a portion of the collections to a certain swap counterparty (the "Currency Swap Provider"), who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer, U.S. dollars (as applicable) to the Bondholders, (the "Currency Swap"). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A Bonds will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer's ability to exchange the collections for U.S. dollars. The Issuer has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer does not have sufficient funds to pay the Currency Swap Provider the Class A Currency Swap Payment Amount on a Payment Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Fund would have sufficient U.S. dollars to make the payments due on the Class A Bonds.

The specific prior approval of the Reserve Bank of Australia or the Minister for Foreign Affairs of the Commonwealth of Australia must be obtained for certain transactions involving or connected with individuals or entities listed in the relevant Commonwealth Government Gazette as persons or entities identified with terrorism or to which financial sanctions apply, including:

     o    certain Yugoslav entities or individuals;

     o    Jemaah Islamiah;

     o the Government of Zimbabwe, any public authority or controlled entity of the Government of Zimbabwe and certain other individuals identified by the Reserve Bank of Australia;

     o the Taliban (also known as the Islamic Emirate of Afghanistan) or any undertaking owned or controlled, directly or indirectly, by the Taliban;

     o    Osama  bin  Laden,   the  Al-Qaeda   organization  and  certain  other
          individuals identified by the Reserve Bank of Australia as being linked to terrorism; and

     o the persons whose names are published in the Commonwealth Government Gazette Gn42 as amended by Commonwealth Government Gazette Gn37 and Commonwealth Government Gazette Gn49, and the persons whose names are listed under the Suppression of the Financing of Terrorism Act 2002 (Commonwealth).

         Currency Exchange Risk: Interest and principal on the Class A Bonds is payable in U.S. dollars and the Fund's primary source for funding its payments on the Class A Bonds is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Fund, the Fund might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favorable to the Fund than when the currency swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A Bonds, even though the delinquency and loss experience on the Housing Loans may be acceptable.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Class A Bonds are essentially "pass-through" securities, the Fund will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Fund will be the amounts paid as servicing compensation, other amounts due on the redraw bonds, if any, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities. The quarterly servicing reports (filed on Form 6-K and on Form 8-K) provide all material information regarding the amounts of the "income" and "expenses" of the Fund.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no resignation or dismissal of an independent accountant in relation to the Fund since it was created.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Since the Fund does not have directors or executive officers, this item is not applicable.

Item 11.      EXECUTIVE COMPENSATION

Since the Fund does not have directors or executive officers, this item is not applicable.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the Bondholders maintained their security positions with the Depository Trust Company. While some of the Bondholders' security positions in the Fund may exceed 5% of the outstanding amount of the Class A Bonds, such Class A Bonds do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

None of the officers or directors of the Registrant owns a beneficial interest in the Fund, nor in the Registrant.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant received Manager's Fee payments from the Fund in accordance with the terms of the Bond Trust Deed.

Item 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Asset-Backed Issuers are not required to respond to this item. Thus there is no information to disclose under item 406 of Regulation S-K.

                                     PART IV


Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1) and (2):

Incorporated herein as Exhibit 99.1 are the aggregate totals of the quarterly servicing reports to the Fund for the fiscal year ended June 30, 2004. A copy of the Officer's Certificate of Compliance is attached hereto as Exhibit No. 99.3.

(3)    (a) EXHIBITS:

       Designation    Description                               Method of Filing
       -----------    -----------                               ----------------
       Exhibit 31     302 Certification                              31
       Exhibit 99.1   Aggregate Totals for the Fiscal Year           99.1
       Exhibit 99.2   Independent Auditor's Annual Servicer          99.2
                      Compliance Certificate
       Exhibit 99.3   Officer's Certificate of Compliance            99.3

       (b) On Janaury  26,2004  (as  amended  by Form 6-K/A  filed on August 17,
       2004);  April 23,  2004 (as  amended  by Form  8-K/A  filed on August 17,
       2004);  and July 16,  2004 (as  amended by Form 8-K/A filed on August 17,
       2004), reports on Form 6-K and on Form 8-K were filed by the Registrant during the preceding fiscal year in order to provide the statements for quarterly distributions to the Bondholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   By /s/ Gavin Buchanan
                                                      -------------------------
                                                   GAVIN BUCHANAN
                                                   PRINCIPAL EXECUTIVE OFFICER
                                                   27 SEPTEMBER 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Paul McMahon                               By /s/ Mark Burge
   ------------------------                          ------------------------
PAUL MCMAHON                                      MARK BURGE
PRINCIPAL FINANCIAL OFFICER                       PRINCIPAL ACCOUNTING OFFICER
27 SEPTEMBER 2004                                 27 SEPTEMBER 2004




By /s/ Mark Bouris                                By /s/ Colin McKeith
   ------------------------                          ------------------------
MARK BOURIS                                       COLIN McKEITH
DIRECTOR                                          DIRECTOR
27 SEPTEMBER 2004                                 27 SEPTEMBER 2004




By /s/ Geoff Kleeman                               By /s/ Anthony Klok
   ------------------------                          ------------------------
GEOFF KLEEMAN                                     ANTHONY KLOK
DIRECTOR                                          DIRECTOR
27 SEPTEMBER 2004                                 27 SEPTEMBER 2004




By /s/ Adrian Bouris
   ------------------------
ADRIAN BOURIS
DIRECTOR
27 SEPTEMBER 2004